Form 10-Q
period 2005-04-02
NSP HOLDINGS LLC
filed 2005-05-13
CIK 1072530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-123631

NSP HOLDINGS L.L.C.

(Exact name of Registrant as Specified in its Charter)

Delaware	36-4251319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2211 York Road, Suite 215 Oak Brook, Illinois 60523	60523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(630) 572-5715

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☒

On May 11, 2005 NSP Holdings L.L.C. had the following common units outstanding (in each case rounded to the nearest unit): 7,265,804 Class A Common Units, 184,523 Class C Common Units, and 212,018 Class D Common Units.

NSP HOLDINGS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended April 2, 2005

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NSP HOLDINGS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	December 31, 2004 (1)	April 2, 2005
Assets
Current assets:
Cash and cash equivalents	$35,731	$50,958
Accounts receivable, less allowance of $2,063 and $2,165 in 2004 and 2005, respectively	61,167	69,707
Inventories	82,532	83,503
Deferred income taxes	60	60
Prepaid expenses and other current assets	3,183	2,980
Total current assets	182,673	207,208
Property, plant, and equipment, net	51,809	49,581
Deferred financing costs, net	9,960	13,060
Goodwill, net	132,662	132,986
Other intangible assets, net	6,256	6,080
Other noncurrent assets	5,831	5,633
Total assets	$389,191	$414,548

Liabilities and members’ equity
Current liabilities:
Accounts payable	$17,871	$20,315
Accrued expenses	29,024	21,527
Current maturities of long-term obligations	15,252	2,690
Total current liabilities	62,147	44,532
Pension, post-retirement, and deferred compensation	22,923	22,937
Long-term obligations	238,314	340,630
Mandatorily redeemable preferred units	134,310	76,551
Other noncurrent liabilities	1,653	1,646
Deferred income taxes	4,799	5,036
Minority interest	142	139
	402,141	446,939
Members’ deficit:
Class E units	1	1
Common units:
Class A units	38,676	38,676
Class C units	188	188
Class D units	1,248	1,248
Accumulated deficit	(118,739)	(118,045)
Accumulated other comprehensive income	3,529	1,009
Total members’ deficit	(75,097)	(76,923)
Total liabilities and members’ deficit	$389,191	$414,548

(1)   December 31, 2004 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NSP HOLDINGS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended
	April 3, 2004	April 2, 2005
Net sales	$109,073	$120,423
Cost of goods sold	68,707	75,602
Gross profit	40,366	44,821
Operating expenses:
Selling	10,404	11,857
Distribution	5,368	6,274
General and administrative	10,121	11,067
Amortization of intangibles	126	142
Total operating expenses	26,019	29,340
Income from operations	14,347	15,481
Other expense (income):
Interest expense	8,941	10,721
Interest income	(35)	(428)
Other, net	534	386
Income before income taxes and minority interest	4,907	4,802
Income tax expense	1,036	1,604
Minority interest	5	4
Net income	$3,866	$3,194

See notes to unaudited consolidated financial statements.

NSP HOLDINGS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Three months ended
	April 3, 2004	April 2, 2005
Operating activities
Net income	$3,866	$3,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,853	2,705
Amortization of intangibles	126	142
Amortization of deferred financing costs	441	601
Amortization of original issue discount	22	25
Deferred income taxes	(46)	237
Minority interest	5	4
Noncash interest	3,294	4,982
Changes in operating assets and liabilities:
Accounts receivable	(9,029)	(8,540)
Inventories	(1,315)	(969)
Prepaid expenses and other current assets	(388)	220
Other noncurrent assets	(30)	73
Accounts payable	202	2,445
Accrued expenses	(7,241)	(7,499)
Pension, postretirement, and deferred compensation	787	14
Other noncurrent liabilities	(2)	(6)
Other	4	(6)
Net cash used in operating activities	(6,451)	(2,378)

Investing activities
Purchase of businesses, net of cash acquired	(112)	(431)
Purchases of property, plant, and equipment	(1,507)	(1,327)
Net cash used in investing activities	(1,619)	(1,758)

Financing activities
Payments for deferred financing costs	—	(3,700)
Proceeds from borrowings	—	100,000
Payments of debt	(953)	(13,013)
Distributions on preferred units	—	(60,000)
Distributions on common units	—	(2,500)
Net cash (used in) provided by financing activities	(953)	20,787
Effect of exchange rate changes on cash	(458)	(1,424)
Net decrease in cash and cash equivalents	(9,481)	15,227
Cash and cash equivalents at beginning of period	16,341	35,731
Cash and cash equivalents at end of period	$6,860	$50,958

See notes to unaudited consolidated financial statements

NSP HOLDINGS L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of NSP Holdings L.L.C. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2005. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 consolidated financial statements.

Certain account balances have been reclassified from the prior year to conform with current year presentation.

2.     Inventories

Inventories consist of the following:

	December 31, 2004	April 2, 2005
At FIFO cost:
Raw materials	$21,726	$24,393
Work in process	10,419	10,973
Finished goods	52,045	49,795
	84,190	85,161
Adjustment to LIFO cost	(1,658)	(1,658)
	$82,532	$83,503

3.     Debt

The Company’s debt consists of the following:

	December 31, 2004	April 2, 2005
Revolving credit facilities	$—	$—
Term loan	97,725	85,200
Senior pay in kind notes	—	102,741
Senior subordinated notes	152,500	152,500
European term loans	469	358
Arbin seller notes	454	430
Subordinated seller notes	3,121	2,801
Capital lease obligations	207	175
Unamortized discount on senior subordinated notes	(910)	(885)
	253,566	343,320
Less: Current maturities of long-term obligations	15,252	2,690
	$238,314	$340,630

Aggregate maturities of long-term debt as of April 2, 2005, are as follows:

2006	$2,690
2007	3,293
2008	1,223
2009	81,197
2010	34
Thereafter	254,883
$343,320

On January 7, 2005, the Company issued $100.0 million of 11¾% senior pay in kind notes due 2012. The proceeds were used to: (i) make a payment in respect of preferred units of $60,000, $57,995 of which were payments in respect of accrued preferred yield and $2,005 of which was the return of a portion of the original capital contribution made by holders of the Company’s preferred units, (ii) make distributions in respect of the common units of certain members of management of $2,500, and (iii) pay fees and expenses. The remainder of the net proceeds will be used for general corporate purposes, including potential acquisitions and/or distributions to the Company’s unit holders.

In connection with the offering, we amended our senior credit facility to provide for the issuance of the outstanding senior pay in kind notes. The amendment also modified certain of the covenants under our senior credit facility.

4.     Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Three months ended April 3, 2004		Three months ended April 2, 2005
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$373	$7	$417	$6
Interest cost	872	20	905	20
Expected return on plan assets	(668)	—	(777)	—
Amortization of prior service cost	1	4	1	4
Amortization of actuarial loss	212	21	284	22
	$790	$52	$830	$52

5.     Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of April 2, 2005, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 864 lawsuits involving respirators manufactured and sold by it or its predecessors . The Company is also monitoring an additional 11 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 875 lawsuits represent a total of approximately 26,300 plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

In addition, the Company’s North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the Agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the Agreement to indemnify Siebe Norton and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising from products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, whose name was subsequently changed to Siebe North Inc., was subsequently acquired by the Company as part of the 1998 acquisition of the North Safety Products business from Invensys.

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after its October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of April 2, 2005, Invensys has sent us requests for reimbursement totaling $147, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $4 for the three months ended April 2, 2005 . The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the three months ended April 2, 2005:

Beginning lawsuits	858
New lawsuits	66
Settlements	(3)
Dismissals and other	(46)
Ending lawsuits	875

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 864 cases pending as of April 2, 2005 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 864 complaints maintained in the Company’s records, 648 do not specify the amount of damages sought, 41 generally allege damages in excess of $50, three allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25, three generally allege damages in excess of $100, 19 allege compensatory damages and punitive damages, each in excess of $50, 29 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $25, one alleges punitive damages in excess of $50, 18 generally allege damages in excess of $15, three generally allege damages in excess of $25, one generally alleges damages in excess of $4, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims during the year ended December 31, 2004, which remains outstanding as of April 2, 2005.  The Company believes that this reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by the Company in consultation with an independent consultant.  The Company believes that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.  In connection with the North Safety Products acquisition, the Company recorded a $2,500 reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 31, 2003, the Company incurred charges of $200 against this reserve, which reduced the balance to $2,300.  During 2004, the Company reduced this reserve to $1,000 to reflect its current expectations of the liability based on information available and recorded a $1,300 credit to operating expenses. The $1,000 reserve remains outstanding as of April 2, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Company’s indemnification from Invensys, but recognizing the inherent uncertainties in the projection of any future events, the Company believes that these suits or claims should not result in final judgments or settlements in excess of its reserve.

6.     Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Three Months Ended April 3, 2004
Net sales—third parties	$76,464	$20,293	$12,316	$—	$—	$109,073
Net sales—intersegment	2,722	—	—	—	(2,722)	—
Income (loss) from operations	8,946	3,941	2,717	(1,257)	—	14,347
Three Months Ended April 2, 2005
Net sales—third parties	83,220	23,000	14,203	—	—	120,423
Net sales—intersegment	2,558	—	—	—	(2,558)	—
Income (loss) from operations	8,812	4,381	3,685	(1,397)	—	15,481

7.     Comprehensive Income

Total comprehensive income for the three months ended April 3, 2004 and April 2, 2005 amounted to $2,483 and $674, respectively.

8.     Guarantors

NSP Holdings Capital Corp. is a 100% owned finance subsidiary of NSP Holdings L.L.C. with no assets or operations. None of NSP Holdings L.L.C.’s other subsidiaries guarantee the 11¾% senior pay in kind notes. The terms of its senior credit facility significantly restrict Norcross Safety Products L.L.C. from paying dividends and otherwise transferring assets to NSP Holdings L.L.C. Further, the terms of the indenture governing its 9.875% Senior Subordinated Notes due 2011 significantly restrict Norcross Safety Products L.L.C. and NSP Holdings L.L.C.’s other subsidiaries from paying dividends and otherwise transferring assets to NSP Holdings L.L.C., except for taxes and ordinary course corporate operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general industrial, fire service and utility/high voltage industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, Morning Pride, Ranger, Servus, Pro-Warrington and Salisbury. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

We classify our diverse product offerings into three primary operating segments:

General Industrial. We offer a diverse portfolio of leading products for a wide variety of industries, including the manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Ranger and Servus brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general industrial products primarily through industrial distributors.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service segment, offering firefighters head-to-toe protection. Our products include bunker gear, fire boots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors.

Utility/High Voltage. We manufacture and market one of the broadest lines of personal protection equipment for the utility/high voltage service segment under the Salisbury and Servus brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 40,000 volts of electricity. All of our products either meet or exceed the applicable standards of ANSI and ASTM. We distribute our utility/high voltage products through specialized distributors and direct to utilities and electrical contractors.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended April 3, 2004 and April 2, 2005. The data for the three months ended April 3, 2004 and April 2, 2005 have been derived from our historical unaudited financial statements.

	Three Months Ended
	April 3, 2004	April 2, 2005
	(dollars in thousands)
Net sales:
General industrial	$76,464	$83,220
Fire service	20,293	23,000
Utility/high voltage	12,316	14,203
Total net sales	109,073	120,423
Cost of goods sold	68,707	75,602
Gross profit	40,366	44,821
Operating expenses	26,019	29,340
Income from operations:
General industrial	8,946	8,812
Fire service	3,941	4,381
Utility/high voltage	2,717	3,685
Corporate	(1,257)	(1,397)
Total income from operations	14,347	15,481
Other expense (income):
Interest expense	8,941	10,721
Interest income	(35)	(428)
Other, net	534	386
Income before income taxes and minority interest	4,907	4,802
Income tax expense	1,036	1,604
Minority interest	5	4
Net income	$3,866	$3,194

	Three Months Ended
	April 3, 2004	April 2, 2005
	(as a percentage of net sales)
Net sales:
General industrial	70.1%	69.1%
Fire service	18.6%	19.1%
Utility/high voltage	11.3%	11.8%
Total net sales	100.0%	100.0%
Cost of goods sold	63.0%	62.8%
Gross profit	37.0%	37.2%
Operating expenses	23.9%	24.4%
Income from operations:
General industrial	8.2%	7.3%
Fire service	3.6%	3.6%
Utility/high voltage	2.5%	3.1%
Corporate	(1.2)%	(1.2)%
Total income from operations	13.1%	12.8%
Other expense (income):
Interest expense	8.2%	8.9%
Interest income	(0.0)%	(0.4)%
Other, net	0.5%	0.3%
Income before income taxes and minority interest	4.4%	4.0%
Income tax expense	0.9%	1.3%
Minority interest	0.0%	0.0%
Net income	3.5%	2.7%

Three Months Ended April 2, 2005 as Compared to Three Months Ended April 3, 2004

Net sales. Net sales increased by $11.3 million, or 10.4%, from $109.1 million for the three months ended April 3, 2004 to $120.4 million for the three months ended April 2, 2005. In our general industrial segment, net sales increased by $6.7 million, or 8.8%, from $76.5 million for the three months ended April 3, 2004 to $83.2 million for the three months ended April 2, 2005. This increase was primarily due to: higher net sales in the United States of $1.0, overall organic growth in our Canadian and European operations of $2.8 million, and favorable exchange rates, which had an impact of $2.7 million. In our fire service segment, net sales increased by $2.7 million, or 13.3%, from $20.3 million for the three months ended April 3, 2004 to $23.0 million for the three months ended April 2, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $1.9 million, or 15.3%, from $12.3 million for the three months ended April 3, 2004 to $14.2 million for the three months ended April 2, 2005 primarily driven by strong market demand and new product penetration.

Gross profit. Gross profit increased by $4.4 million, or 11.0%, from $40.4 million for the three months ended April 3, 2004 to $44.8 million for the three months ended April 2, 2005, primarily due to the $11.3 million, or 10.4%, increase in net sales. Our gross profit margin of 37.2% for the three months ended April 2, 2005 was favorable to the 37.0% gross profit margin for the three months ended April 3, 2004. In our general industrial segment, gross profit increased by $2.5 million, or 8.7%, from $29.0 million for the three months ended April 3, 2004 to $31.5 million for the three months ended April 2, 2005. This increase was primarily due to the overall net sales increase of $6.7 million, or 8.8%, and favorable exchange rates which had an impact of $1.0 million.

In our fire service segment, gross profit increased by $0.7 million, or 11.5%, from $6.7 million for the three months ended April 3, 2004 to $7.4 million for the three months ended April 2, 2005, primarily due to the $2.7 million, or 13.3% increase in net sales. In our utility/high voltage segment, gross profit increased by $1.2 million, or 24.4%, from $4.8 million for the three months ended April 3, 2004 to $6.0 million for the three months ended April 2, 2005, primarily due to the $1.9 million, or 15.3% increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $3.3 million, or 12.8%, from $26.0 million for the three months ended April 3, 2004 to $29.3 million for the three months ended April 2, 2005. In our general industrial segment, operating expenses increased by $2.7 million, or 13.3%, from $20.0 million for the three months ended April 3, 2004 to $22.7 million for the three months ended April 2, 2005, primarily due to higher exchange rates, which had an impact of $0.7 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $6.7 million, or 8.8% increase in net sales. In our fire service segment, operating expenses increased $0.3 million, or 12.0%, from $2.7 million for the three months ended April 3, 2004 to $3.0 million for the three months ended April 2, 2005, primarily due to additional variable selling expenses associated with the $2.7 million, or 13.3%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.2 million, or 9.7%, from $2.1 million for the three months ended April 3, 2004 to $2.3 million for the three months ended April 2, 2005, primarily due to higher selling expenses. Our corporate expense increased $0.1 million, or 11.1%, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $1.2 million, or 7.9%, from $14.3 million for the three months ended April 3, 2004 to $15.5 million for the three months ended April 2, 2005. As a percentage of net sales, income from operations decreased from 13.1% for the three months ended April 3, 2004 to 12.8% for the three months ended April 2, 2005. In our general industrial segment, income from operations decreased by $0.1 million, or 1.5%, from $8.9 million for the three months ended April 3, 2004 to $8.8 million for the three months ended April 2, 2005 as higher net sales of $6.7 million, or 8.8%, were offset by higher overall operating expenses. In our fire service segment, income from operations increased by $0.4 million, or 11.2%, from $4.0 million for the three months ended April 3, 2004 to $4.4 million for the three months ended April 2, 2005, primarily due to the $2.7 million, or 13.3%, increase in net sales. In our utility/high voltage segment, income from operations increased by $1.0 million, or 35.6%, from $2.7 million for the three months ended April 3, 2004 to $3.7 million for the three months ended April 2, 2005, primarily due to higher net sales of $1.9 million, or 15.3% and improved manufacturing performance. Our corporate expenses increased $0.1 million, or 11.1%, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the three months ended April 2, 2005 and April 3, 2004 were depreciation and amortization expenses of $2.8 million and $3.0 million, respectively. Of these amounts, $2.3 million, $0.1 million, and $0.4 million were attributable to the general industrial, fire service, and utility/high voltage segments, respectively, for the three months ended April 2, 2005 and $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to the general industrial, fire service, utility/high voltage, and corporate segments for the three months ended April 3, 2004.

Interest expense. Interest expense increased $1.8 million, or 19.9%, from $8.9 million for the three months ended April 3, 2004 to $10.7 million for the three months ended April 2, 2005 due to the net impact of an increase in interest expense associated with the $100.0 million senior pay in kind notes and a decrease in preferred unit dividends included in interest expense associated with the redemption of $60.0 million of mandatorily redeemable preferred units.  Included in interest expense were non-cash interest charges associated with the senior pay in kind notes and preferred unit dividends of $5.0 million and $3.3 million for the three months ended April 2, 2005 and the three months ended April 3, 2004, respectively.

Other, net. Other, net decreased by $0.1 from $0.5 million for the three months ended April 3, 2004 to $0.4 million for the three months ended April 2, 2005.

Income tax expense. Income tax expense increased by $0.6 million, from $1.0 million for the three months ended April 3, 2004 to $1.6 million for the three months ended April 2, 2005, as a result of higher income tax expense levels at foreign operations.

Net income. Net income decreased by $0.7 million, or 17.4%, from $3.9 million for the three months ended April 3, 2004 to $3.2 million for the three months ended April 2, 2005. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the three months ended April 2, 2005 and April 3, 2004, cash used in operating activities was $2.4 million and $6.5 million, respectively. The $4.1 million improvement was primarily attributable to the $1.2 increase in income from operations and favorable working capital activity.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $1.3 million for the three months ended April 2, 2005 and $1.5 million for the three months ended April 3, 2004.

As of April 2, 2005, we had working capital of $162.7 million and cash of $51.0 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the three months ended April 2, 2005, net cash provided by financing activities was $20.8 million, representing payments for deferred financing fees of $3.7 million; proceeds from the issuance of 11¾% senior pay in kind notes of $100.0 million; payments on long-term obligations of $13.0 million, including an excess cash flow sweep payment under the terms of the senior credit facility of $12.2 million; payment in respect of preferred units of $60.0 million; and distributions in respect of the common units of certain members of management of $2.5 million. For the three months ended April 3, 2004, net cash used in financing activities was $1.0 million, representing payments on long term debt obligations.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million United States revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of April 2, 2005, there was approximately $85.2 million of outstanding indebtedness under the senior credit facility and approximately $36.9 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our then existing senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures.

As of April 2, 2005, borrowings under the senior credit facility bore interest at a weighted average rate of 6.1%. Prior to March 20, 2008, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

Our senior credit facility contains, and the indentures governing our senior pay in kind notes and Norcross Safety Products L.L.C's senior subordinated notes contain, numerous restrictive covenants, including, among other things, covenants that limit our ability to incur indebtedness, use our assets as security in other transactions, make fundamental changes to our capital structure, dispose of assets, pay dividends, make capital expenditures, enter into transactions with affiliates and enter into sale and leaseback transactions. In addition, our senior credit facility requires us to meet specified financial ratios and tests.

On January 7, 2005, we issued $100.0 million of 11¾% senior pay in kind notes due 2012. The proceeds were used to: (i) make a payment in respect of preferred units of $60.0 million, $58.0 million of which were payments in respect of accrued preferred yield and $2.0 million of which was the return of a portion of the original capital contribution made by holders of our preferred units, (ii) make distributions in respect of the common units of certain members of management of $2.5 million, and (iii) pay fees and expense. The remainder of the net proceeds will be used for general corporate purposes, including potential acquisitions and/or distributions to our unit holders.

In connection with the offering of our senior pay in kind notes, we amended our senior credit facility to provide for the issuance of these notes. The amendment also modified certain of the covenants under our senior credit facility.

We believe that our internal cash flows and borrowings under the revolving portions of our senior credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the foreseeable future, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information. These statements reflect management’s expectations, estimates, and assumptions based on information available at the time of the statement. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intent,” “likely,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth below, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) our high degree of leverage and significant debt service obligations; (ii) the impact of current and future laws and governmental regulations affecting us or our product offerings; (iii) the impact of governmental spending; (iv) our ability to retain existing customers, maintain key supplier status with those customers with which we have achieved such status, and obtain new customers; (v) the highly competitive nature of the personal protection equipment industry; (vi) any future changes in management; (vii) acceptance by consumers of new products we develop or acquire; (viii) the importance and costs of product innovation; (ix) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange and restrictions on the efficient repatriation of earnings; (x) the unpredictability of patent protection and other intellectual property issues; (xi) cancellation of current orders; (xii) the outcome of pending product liability claims and the availability of indemnification for those claims; (xiii) general risks associated with the personal protection equipment industry; and (xiv) the successful integration of acquired companies on economically acceptable terms. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2004.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of April 2, 2005, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 864 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 11 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 875 lawsuits represent approximately 26,300 (excluding spousal claims) plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos.  We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc.  In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

In addition, our North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the Agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the Agreement to indemnify Siebe Norton and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising from products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, whose name was subsequently changed to Siebe North Inc., was subsequently acquired by us as part of the 1998 acquisition of the North Safety Products business from Invensys.

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure, however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of April 2, 2005, Invensys has sent us requests for reimbursement totaling $146,696, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $3,550 for the three months ended April 2, 2005.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended April 2, 2005:

Beginning lawsuits	858
New lawsuits	66
Settlements	(3)
Dismissals and other	(46)
Ending lawsuits	875

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 864 cases pending as of April 2, 2005, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 864 complaints maintained in our records, 648 do not specify the amount of damages sought, 41 generally allege damages in excess of $50,000, three allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25,000, three generally allege damages in excess of $100,000, 19 allege compensatory damages and punitive damages, each in excess of $50,000, 29 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 18 generally allege damages in excess of $15,000, three generally allege damages in excess of $25,000, one generally alleges damages in excess of $4,000 and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

Bankruptcy filings of companies with asbestos and silica-related litigation could increase our cost over time. If we were found liable in these cases and either Invensys or Norton failed to meet its indemnification obligations to us or the suit involved products manufactured by us after our October 1998 acquisition of North Safety Products, it would have a material adverse effect on our business.

During the year ended December 31, 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of April 2, 2005. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

We are not otherwise involved in any material lawsuits.  We historically have not been required to pay any material liability claims.  We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. In connection with the North Safety Products acquisition, we recorded a $2.5 million reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 2003, we incurred charges of approximately $0.2 million against this reserve, which reduced the reserve balance to $2.3 million. During 2004, we reduced this reserve to $1.0 million to reflect our current expectations of the liability based on information available and recorded a $1.3 million credit to operating expenses. The $1.0 million reserve remains outstanding as of April 2, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

It is possible that we may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and our indemnification from Invensys, but recognizing the inherent uncertainties in the projection of any future events, we believe that these suits or claims should not result in final judgments or settlements in excess of our reserve.

Item 6. Exhibits

Exhibits

Exhibit No.	Description

10.1

Indenture, dated as of January 7, 2005, by and between NSP Holdings L.L.C., NSP Holdings Capital Corp. and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-123631) filed by the Registrant on March 28, 2005).

10.2

Registration Rights Agreement dated as of January 7, 2005, by and among NSP Holdings L.L.C., NSP Holdings Capital Corp. and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123631) filed by the Registrant on March 28, 2005).

10.3

CIVC Registration Rights Agreement, dated as of January 7, 2005, by and among NSP Holdings L.L.C., NSP Holdings Capital Corp. and CIVC Partners Fund, L.P. (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4 (File No. 333-123631) filed by the Registrant on March 28, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NSP Holdings L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSP HOLDINGS L.L.C.

May 11, 2005	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

May 11, 2005	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Manager
(Principal Financial and Accounting Officer)

NSP HOLDINGS L.L.C.
FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1

Indenture, dated as of January 7, 2005, by and between NSP Holdings L.L.C., NSP Holdings Capital Corp. and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-123631) filed by the Registrant on March 28, 2005).

10.2

Registration Rights Agreement dated as of January 7, 2005, by and among NSP Holdings L.L.C., NSP Holdings Capital Corp. and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123631) filed by the Registrant on March 28, 2005).

10.3

CIVC Registration Rights Agreement, dated as of January 7, 2005, by and among NSP Holdings L.L.C., NSP Holdings Capital Corp. and CIVC Partners Fund, L.P. (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4 (File No. 333-123631) filed by the Registrant on March 28, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002